Form 10-K405
period 2000-12-31
CHASE MANHATTAN BANK CHASE CREDIT CARD OWNER TRUST 2000 3
filed 2001-03-30
CIK 1125054

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2000

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to
                               -----    ----

                        Commission file number 333-74303

                  Chase Credit Card Owner Trust 2000-3 (issuer)
           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


USA                                                     22-238028
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                          Identification Number)

200 White Clay Center Drive, Newark, DE                 17911
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class             Name of Each Exchange of Which Registered
       NONE                                       N/A

Securities registered pursuant to Section 12(g) of the Act:

      NONE
(Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days:

YES    X                            NO
      ---                              ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K or any amendment to this Form 10-K.   X
                                                                 ---

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common equity outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.
         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

         None.

Introductory Note

         Chase Credit Card Owner Trust 2000-3 (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust is the issuer of three classes of asset backed notes (the "Notes") and one class of asset backed certificates (the "Certificates"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of the Chief Counsel with respect to Chase Credit Card Master Trust (f/k/a "Chemical Master Credit Card Trust I"). Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust is the holder of the Series 2000-3 Asset Backed Certificate issued by Chase Credit Card Master Trust, which was transferred to it by the Bank, and certain deposit accounts.

         The aggregate Investor Default Amount for the year ended December 31, 2000 was $11,696,248.19. As of December 31, 2000, Accounts designated for the Master Trust having an aggregate balance of $305,782,151.00, or 1.39% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $241,971,574.00, or 1.10% of all Receivables, were delinquent 60 - 89 days; and Accounts having an aggregate balance of $477,044,554.00, or 2.17% of all Receivables, were delinquent 90 days or more.

Item 3.           Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or the Bank.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Securityholders during the fiscal year covered by this report.

Part II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by the Certificates and the Notes registered in name of the registrant. To the knowledge of the registrant, the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2000, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2000, the number of holders of record for each class of Notes issued by the Trust was as follows:

         Class                                No. of Holders
         -----                                --------------
         A                                           6
         B                                           6
         C                                           6

Item 6.           Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.           Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III

Item 10.          Directors and Executive Officers of the Registrant

         Omitted.

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2000, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

----------------------------------------------------------------------------------------------------
Chase Credit Card Owner Trust     Name & Address of Participant     Original           % Class
                                                                  Certificate
                                                                  Principal Balance
----------------------------------------------------------------------------------------------------
Series 2000-3
----------------------------------------------------------------------------------------------------
Class A                           Bankers Trust Company                   $136,000,000       18.13%
                                  648 Grassmere Park Drive
                                  Nashville, TN 37211
----------------------------------------------------------------------------------------------------
                                  Boston Safe Deposit and Trust           $200,000,000       26.67%
                                  Company
                                  c/o Mellon Bank N.A.
                                  Three Mellon Bank Center
                                  Room 153-3015
                                  Pittsburgh, PA 15259
----------------------------------------------------------------------------------------------------
                                  Chase Manhattan Bank                    $105,000,000       14.00%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY 10004
----------------------------------------------------------------------------------------------------
                                  State Street Bank and Trust Co.         $286,000,000       38.13%
                                  1776 Heritage Dr.
                                  Global Corp. Action Unit JAB 5
                                  NW
                                  No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------
Class B                           Bank One Trust Company, N.A.             $15,000,000       24.00%
                                  1900 Polaris Parkway
                                  4th Floor
                                  Columbus, OH 43240
----------------------------------------------------------------------------------------------------
                                  Chase Manhattan Bank                     $25,000,000       40.00%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY 10004
----------------------------------------------------------------------------------------------------
                                  Chase Securities Inc.                    $14,000,000       22.40%
                                  4 New York Plaza
                                  New York, NY 10004
----------------------------------------------------------------------------------------------------
                                  Salomon Smith Barney Inc.                 $7,000,000       11.20%
                                  Salomon Brothers
                                  333 W. 34th Street, 3rd Floor
                                  New York, NY 10001
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Class C                           Bank of New York (The)                   $13,000,000       16.18%
                                  925 Patterson Plank Rd.
                                  Secaucus, NJ 07094
----------------------------------------------------------------------------------------------------
                                  Bank of Tokyo-Mitsubishi Trust            $8,000,000        9.96%
                                  Company
                                  Trust Operations Dept Plaza 3
                                  5th Floor Harborside Fin'l Ctr
                                  Jersey City, NJ 07311-1904
----------------------------------------------------------------------------------------------------
                                  Citibank, N.A.                           $23,357,000       29.07%
                                  3800 Citicorp Center Tampa
                                  Tampa, FL 33630-9122
----------------------------------------------------------------------------------------------------
                                  Dai-Ichi Kangyo Bank, Limited,           $18,000,000       22.40%
                                  New York Branch (The)
                                  One World Trade Center, Suite
                                  4911
                                  New York, NY 10048
----------------------------------------------------------------------------------------------------
                                  Toyo Trust Company of New York           $17,000,000       21.16%
                                  666 Fifth Avenue
                                  33rd Floor
                                  New York, NY 10103
----------------------------------------------------------------------------------------------------


Item 13.          Certain Relationships and Related Transactions

         None.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of
                  Form 8-K

                  (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number             Description
         --------------             ----------------
         99.1                       Annual Management Report on Internal Controls.

         99.2                       Annual Issuer's Certificate of Compliance with Indenture.


                  (b)      Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter of 2000:

Date                       Items Reported            Financial Statements
------------               --------------            -----------------------------
11/15/2000                 5, 7                      Monthly report to Noteholders
                                                     dated 11/15/2000

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2001


                             Chase Credit Card Owner Trust 2000-3

                             by: Chase Manhattan Bank USA, National Association

                             By: /s/ Patricia Garvey
                             -----------------------------------
                             Name:  Patricia Garvey
                             Title: Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Noteholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Noteholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

Exhibit Number:            Description:
---------------            ------------------------
99.1                       Annual Management Report on Internal Controls.

99.2                       Annual Issuer's Certificate of Compliance with the Indenture.
