Form 10-K
period 2002-12-31
CHASE MANHATTAN BANK CHASE CREDIT CARD OWNER TRUST 2000 3
filed 2003-03-31
CIK 1125054

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

For the Fiscal Year Ended: December 31, 2002

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---  OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to
                               -----    ----

                        Commission file number 333-84400

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

         The aggregate Investor Default Amount for the year ended December 31, 2002 was $50,236,798.00. There were no Investor Charge-offs for the same period. As of December 31, 2000, Accounts designated for the Master Trust having an aggregate balance of $460,023,864.00, or 1.40% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $349,794,290.00, or 1.07% of all Receivables, were delinquent 60 - 89 days; and Accounts having an aggregate balance of $662,677,561.00, or 2.02% of all Receivables, were delinquent 90 days or more.

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

         As of December 31, 2002, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes

         The records provided to the Trust by DTC indicate that as of December 31, 2002, the number of holders of record for each class of Notes issued by the Trust was as follows:

         Class                               No. of Holders
         -----                               --------------
         A                                           8
         B                                           4
         C                                           5

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

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

Chase Credit Card Owner Trust          Name & Address of Participant                   Original Certificate    % Class
Series 2000-3                                                                           Principal Balance

Class A                                Boston Safe Deposit and Trust Company                $200,000,000       26.67%
                                       525 William Penn Place, Suite 3148
                                       Pittsburgh, PA  15259

                                       Deutsche Bank Trust Company Americas                 $136,000,000       18.13%
                                       648 Grassmere Park Road
                                       Nashville, TN  37211

                                       JPMorgan Chase Bank                                   $49,000,000        6.53%
                                       Proxy/Class Actions/Bankruptcy
                                       14201 Dallas Pkwy
                                       Dallas, TX  75254

                                       State Street Bank and Trust Company                  $271,210,000       36.16%
                                       1776 Heritage Dr.
                                       Global Corporate Action Unit JAB 5NW
                                       No. Quincy, MA 02171

                                       UBS AG                                                $65,000,000        8.67%
                                       677 Washington Blvd
                                       Stamford, CT  06901

Class B                                The Bank of New York                                  $20,000,000       32.00%
                                       One Wall Street
                                       New York, NY  10286

                                       JPMorgan Chase Bank                                   $32,000,000       51.20%
                                       Proxy/Class Actions/Bankruptcy
                                       14201 Dallas Pkwy
                                       Dallas, TX  75254

                                       Wells Fargo Bank Minnesota, N.A.                       $9,000,000       14.40%
                                       c/o ADP Proxy Services
                                       51 Mercedes Way
                                       Edgewood, NY 11717

Class C                                The Bank of New York                                  $13,000,000       16.18%
                                       One Wall Street
                                       New York, NY  10286

                                       Bank of Tokyo-Mitsubishi Trust Company                $31,357,000       39.02%
                                       Trust Operations Dept. Plaza 3
                                       Jersey City, NJ  07311-1904

                                       Citibank, N.A.                                        $18,000,000       22.40%
                                       3800 Citibank Center B3-15
                                       Tampa, FL  33610

                                       JPMorgan Chase Bank                                    $8,000,000        9.96%
                                       Proxy/Class Actions/Bankruptcy
                                       14201 Dallas Pkwy
                                       Dallas, TX  75254

                                       Sumitomo Trust & Banking Co. (U.S.A.)                 $10,000,000       12.44%
                                       527 Madison Avenue
                                       New York, NY  10022


Item 13. Certain Relationships and Related Transactions

         None.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

         (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

Exhibit Number:   Description:
---------------   ------------

99.1 Annual Servicer's Certificate pursuant to Section 3.05 of the Agreement.

99.2              Management Report on Internal Controls.

99.3 Annual Independent Accountants Report pursuant to Section 3.06 of the Agreement.

99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter of 2002:

Date                   Items Reported            Financial Statements
----                   --------------            ---------------------
10/01/2002             5, 7                      Monthly report to Noteholders
                                                 dated 9/16/2002

10/22/2002             5, 7                      Monthly report to Noteholders
                                                 dated 10/15/2002

11/15/2002             5, 7                      Monthly report to Noteholders
                                                 dated 11/15/2002

12/17/2002             5, 7                      Monthly report to Noteholders
                                                 dated 12/16/2002

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 28, 2003


                            Chase Credit Card Owner Trust 2000-3

                            by: Chase Manhattan Bank USA, National Association, as Servicer


                             By:  /s/ Patricia M. Garvey
                             ---------------------------
                             Name:    Patricia M. Garvey
                             Title:   Vice President

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

                                INDEX TO EXHIBITS

Exhibit Number:          Description:
---------------          ------------

99.1 Annual Servicer's Certificate pursuant to Section 3.05 of the Agreement.

99.2                     Management Report on Internal Controls.

99.3                     Annual Independent Accountants Report pursuant to
                         Section 3.06 of the Agreement.

99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.