Form 10-K
period 2003-12-31
CHASE MANHATTAN BANK CHASE CREDIT CARD OWNER TRUST 2000 3
filed 2004-03-30
CIK 1125054

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

For the Fiscal Year Ended: December 31, 2003

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

         The registrant has no voting or non-voting common equity outstanding as of the date of this report. The registrant is a trust that has issued notes.

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

                  The aggregate Investor Default Amount for the year ended December 31, 2003 was $55,887,013.00. There were no Investor Charge-offs for the same period. As of December 31, 2003, Accounts designated for the Master Trust having an aggregate balance of $498,868,199.00, or 1.37% of all Receivables, were delinquent 30 - 60 days; Accounts having an aggregate balance of $378,768,146.00, or 1.04% of all Receivables, were delinquent 60 - 90 days; and Accounts having an aggregate balance of $750,570,394.00, or 2.06% of all Receivables, were delinquent 90 days or more.

         The aggregate amount of interest distributions made to the Noteholders for the year ended December 31, 2003 was $12,742,961. No principal distributions were made to the Noteholders.

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

Part II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The Bank is the beneficial owner of the Trust and the assets of the Trust are represented by the series certificate registered in the name of the Trust. To the knowledge of the registrant, the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2003, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes

         The records provided to the Trust by DTC indicate that as of December 31, 2003, the number of holders of record for each class of Notes issued by the Trust was as follows:

         Class                  No. of Holders
         -----                  --------------
         A                      11
         B                      4
         C                      5

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

         Omitted.

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of Notes:

----------------------------------------------------------------------------------------------------------------------
Chase Credit Card Owner Trust Series   Name & Address of Participant                Original Note          % Class
2000-3                                                                            Principal Balance

----------------------------------------------------------------------------------------------------------------------
Class A                                State Street Bank and Trust Company             $  275,930,000     36.79%
                                       1776 Heritage Dr.
                                       Global Corporate Action Unit JAB 5NW
                                       No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                                       UBS AG                                          $  205,000,000     27.33%
                                       677 Washington Blvd
                                       Stamford, CT  06901
----------------------------------------------------------------------------------------------------------------------
                                       The Bank of New York                            $   60,500,000      8.07%
                                       One Wall Street
                                       New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                                       Citibank, N.A.                                  $   56,720,000      7.56%
                                       3800 Citibank Center B3-15
                                       Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                                       JPMorgan Chase Bank                             $   49,000,000      6.53%
                                       Proxy/Class Actions/Bankruptcy
                                       14201 Dallas Pkwy
                                       Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class B                                The Bank of New York                            $   35,000,000     56.00%
                                       One Wall Street
                                       New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                                       JPMorgan Chase Bank                             $   17,000,000     27.20%
                                       Proxy/Class Actions/Bankruptcy
                                       14201 Dallas Pkwy
                                       Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                                       Wells Fargo Bank Minnesota, N.A.                 $   9,000,000     14.40%
                                       c/o ADP Proxy Services
                                       51 Mercedes Way
                                       Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
Class C                                The Bank of New York                            $   18,400,000     22.90%
                                       One Wall Street
                                       New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                                       Bank of Tokyo-Mitsubishi Trust Company          $   31,357,000     39.02%
                                       Trust Operations Dept. Plaza 3
                                       Jersey City, NJ  07311-1904
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                       State Street Bank and Trust Company             $   12,600,000     15.68%
                                       1776 Heritage Dr.
                                       Global Corporate Action Unit JAB 5NW
                                       No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                                       JPMorgan Chase Bank                              $   8,000,000      9.96%
                                       Proxy/Class Actions/Bankruptcy
                                       14201 Dallas Pkwy
                                       Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                                       Sumitomo Trust & Banking Co. (U.S.A.)           $   10,000,000     12.44%
                                       527 Madison Avenue
                                       New York, NY  10022
----------------------------------------------------------------------------------------------------------------------


Item 13.          Certain Relationships and Related Transactions

         None.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of
                  Form 8-K

                  (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

                  Exhibit Number:        Description:
                  ---------------        ------------

                  99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section 3.05 of the Agreement.

                  99.2 Annual Certification of the Administrator for the Owner Trust.

                  99.3                  Management Report on Internal Controls
                                        of the Master Trust.

                  99.4                  Management Report on Internal Controls
                                        of the Owner Trust.

                  99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section
                                        3.06 of the Agreement.

                  99.6 Annual Independent Accountants Report of the Owner Trust.

                  99.7 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


                  (b) Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter of 2003:

Date                       Items Reported            Financial Statements
----                       --------------            --------------------
09/16/2003                 5, 7                      Monthly report to Noteholders
                                                     dated 9/15/2003

10/17/2003                 5, 7                      Monthly report to Noteholders
                                                     dated 10/15/2003

11/19/2003                 5, 7                      Monthly report to Noteholders
                                                     dated 11/17/2003

12/18/2003                 5, 7                      Monthly report to Noteholders
                                                     dated 12/15/2003

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2004

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

                                INDEX TO EXHIBITS

                  Exhibit Number:       Description:
                  ---------------       ------------

                  99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section 3.05 of the Agreement.

                  99.2 Annual Certification of the Administrator for the Owner Trust.

                  99.3                  Management Report on Internal Controls
                                        of the Master Trust.

                  99.4                  Management Report on Internal Controls
                                        of the Owner Trust.

                  99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section
                                        3.06 of the Agreement.

                  99.6 Annual Independent Accountants Report of the Owner Trust.

                  99.7 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.